Form 10-K
period 2009-03-31
MacroShares $100 Oil Down Trust; MACRO Securities Depositor, LLC
filed 2009-06-29
CIK 1429694, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File Number of issuing entity: 333-150282-01

MacroShares $100 Oil Down Trust

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor 001-33173

MACRO SECURITIES DEPOSITOR, LLC

(Exact name of depositor as specified in its charter)

New York		26-2373481
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
c/o State Street Bank and Trust Company, N.A. Two World Financial Center 225 Liberty Street New York, NY 10281 (917) 970-4284

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
MacroShares $100 Oil Down Trust Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

Aggregate market value of registrant's trust shares held by non-affiliates of the registrant, based upon the closing price of a share of the MacroShares $100 Oil Down Shares issued by the MacroShares $100 Oil Down Trust on March 31, 2009 as reported by the NYSE ARCA Exchange on that date: $13,430,000.00

Number of MacroShares $100 Oil Down Trust Shares outstanding as of March 31, 2009:  1,700,000

DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus filed on June 25, 2009 as part of the Registration Statement, file no. 333-150282-01; and
1992 ISDA Master Agreement, dated July 1, 2008 Schedule to 1992 ISDA Master Agreement, dated June 26, 2008, Income Distribution Agreement, dated July 1, 2008 and Form of Settlement Contract, constituting Exhibits 4.4.1, 4.4.2, 4.5 and 4.6, respectively, to such Registration Statement

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 1A.

TABLE OF CONTENTS

Page

PART I

            Item 1       Business

1

                              (a)       General

1

                              (b)       Overview of the World Oil Market

1

                              (c)       Description of the Applicable Reference Price of Crude Oil

1

                              (d)       The Depositor and Its Affiliates

1

                              (e)       The Trustee

2

                              (f)       The Administrative Agent

2

                              (g)       The Marketing Agent

2

                              (h)       Description of the Shares

2

                              (i)       Description of the Trust’s Agreements

2

                              (j)       Material United States Federal Income Tax Consequences

2

                              (k)       State Tax Consequences

2

                              (l)       Certain ERISA Considerations

2

            Item 1A     Risk Factors

3

            Item 2.       Properties

3

            Item 3.       Legal Proceedings

3

            Item 4.       Submission of Matters to a Vote of Security Holders

3

PART II

            Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

4

            Item 6.       Selected Financial Data

4

            Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

18

            Item 8.       Financial Statements and Supplementary Data

18

            Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

            Item 9A.    Controls and Procedures

18

PART III

            Item 10.     Directors and Executive Officers of the Registrant

20

            Item 11.     Executive Compensation

20

            Item 12.     Security Ownership of Certain Beneficial Owners and Management

20

            Item 13.     Certain Relationships and Related Transactions and Director Independence

20

            Item 14.     Principal Accountant Fees and Services

21

PART IV

            Item 15.     Exhibits and Financial Statement Schedules

21

FINANCIAL STATEMENTS

Exhibits

Exhibit 31.1

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350

v

PART I

Item 1.

Business

(a)

General

MACRO Securities Depositor, LLC (the "Depositor"), a Delaware limited liability company with MacroMarkets, LLC formed the MacroShares $100 Oil Down Trust (the "Down Trust"), and the MacroShares $100 Oil Up Trust (the "Up Trust"). Each of the trusts was formed under the laws of the State of New York on April 9, 2008.

On June 23, 2008, the trust agreement for the Down Trust was amended and restated to provide for the issuance of Down MacroShares, which represented undivided beneficial interests in the Down Trust. The Down Trust began publicly offering its Down MacroShares on July 1, 2008, on the American Stock Exchange (“AMEX”) (listing subsequently transferred to NYSE Arca with the acquisition of the AMEX by the New York Stock Exchange Euronext) under the symbol "DOY". On January 23, 2009, the trust agreement of the Down Trust was amended and restated for the second time to provide for a four-for-one share split of the Down MacroShares, to be effected on January 29, 2009 by issuing three additional Down MacroShares for each existing share to each person who was a shareholder of record as of January 23, 2009, and reducing the par amount of each Down MacroShare share from $25 to $6.25.

The Down Trust issues and offers Down MacroShares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants (“APs”) in exchange for cash. The Down MacroShares are the only security issued by the Down Trust, in the form of MacroShares units consisting of pairs of 50,000 Down MacroShares and 50,000 MacroShares $100 Up MacroShares, or the "Up MacroShares," which are contemporaneously issued by the Up Trust.

The objective of the Down Trust is to provide investors with investment returns that correspond with changes in the price of the Applicable Reference Price of Crude Oil, as defined in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) which is incorporated hereby by reference (the "prospectus"), within the range from (i) zero to (ii) twice the starting level of $100.

(b)

Overview of the World Oil Market

A detailed description of the world oil market is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the Securities and Exchange Commission (“SEC”) on June 25, 2009) of which page 51 of the prospectus (beginning with the section entitled "Description of the World Oil Market") through page 65 of the prospectus are hereby incorporated by reference in response to this Item 1(b).

(c)

Description of the Applicable Reference Price of Crude Oil

A detailed description of the Applicable Reference Price of Crude Oil is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 60 of the prospectus through page 65 of the prospectus are hereby incorporated by reference in response to this Item 1(c).

(d)

The Depositor and Its Affiliates

A detailed description of the Depositor and its affiliates is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 36 and page 37 of the prospectus (beginning with the section entitled "The Depositor") and page 72 of the prospectus (the section entitled “The Marketing Agent”) are hereby incorporated by reference in response to this Item 1(d).

(e)

The Trustee

A detailed description of the trustee is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 71 of the prospectus (beginning with the section entitled "The Trustee") is hereby incorporated by reference in response to this Item 1(e).

(f)

The Administrative Agent

A detailed description of the Administrative Agent is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 71 of the prospectus (beginning with the section entitled "The Administrative Agent") is hereby incorporated by reference in response to this Item 1(f).

(g)

The Marketing Agent

A detailed description of the Marketing Agent is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 72 of the prospectus (beginning with the section entitled "The Marketing Agent") is hereby incorporated by reference in response to this Item 1(g).

(h)

Description of the Shares

A detailed description of the Down MacroShares is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 39 of the prospectus (beginning with the section entitled "Description of the Down MacroShares") through page 50 of the prospectus are hereby incorporated by reference in response to this Item 1(h).

(i)

Description of the Trust’s Agreements

A detailed description of the trust’s agreements is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 38 of the prospectus (beginning with the section entitled "Formation of the Paired Trusts ") through page 70 of the prospectus are hereby incorporated by reference in response to this Item 1(i).

(j)

Material United States Federal Income Tax Consequences

A detailed description of material United States federal income tax consequences is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 79 of the prospectus (beginning with the section entitled "Material United States Federal Tax Income Consequences") through page 84 of the prospectus are hereby incorporated by reference in response to this Item 1(j).

(k)

State Tax Consequences

A detailed description of state tax consequences is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 84 of the prospectus (beginning with the section entitled "State Tax Consequences") is hereby incorporated by reference in response to this Item 1(k).

(l)

Certain ERISA Considerations

A detailed description of certain ERISA considerations is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) of which page 84 of the prospectus (beginning with the section entitled "Certain ERISA Considerations") is hereby incorporated by reference in response to this Item 1(l).

Item 1A

Risk Factors

A detailed description of the risk factors applicable to the Down Trust is contained in the prospectus included in the registration statement for the Down MacroShares (file no. 333-150282-01, filed with the SEC on June 25, 2009) and pages 23 through 35 of the prospectus (excluding the sections entitled "The Glossary" and “Use of Proceeds”) are hereby incorporated by reference in response to this Item 1A.

Item 2.

Properties

Not applicable.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Down MacroShares are listed on the New York Stock Exchange Arca under the symbol "DOY."

The following table sets forth, for the periods indicated, the high and low market price per share for the Down MacroShares as traded on the New York Stock Exchange Arca (American Stock Exchange prior to November 14, 2008):

	High	Low
Fiscal Year Ended March 31, 2009
Fourth Quarter	$9.36	$6.18
Third Quarter	$9.99	$5.50
Second Quarter	$6.75	$3.53
First Quarter	n/a	n/a

Prices prior to January 29, 2009 have been retroactively adjusted for the 4  for 1 share split on that date.

Dividends

The Down Trust has not paid dividends to date.

Issuer Purchase of Equity Securities

The Down Trust does not purchase shares directly from its shareholders. However, as part of Paired Optional Redemptions by Authorized Participants of MacroShares Units consisting of 50,000 Down MacroShares and 50,000 Up MacroShares redeemed, respectively, the Down MacroShares may be redeemed in units of 50,000 shares. From April 14, 2008 (date of Down Trust initial capitalization) to June 30, 2008 there were no redemptions other than the redemption of Founders’ Shares on June 30, 2008 upon the purchase of Down MacroShares by the initial Authorized Participant. During the period from July 1, 2008 (the day on which Down Shares were first publicly traded) to March 31, 2009, 42 units (2,100,000 shares) were redeemed. During the three month period ended  March 31, 2009 there were 2 units (100,000 shares) redeemed.

Item 6.

Selected Financial Data

The following selected financial data should be read in conjunction with the Down Trust's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Operations Data:

	For the Three Months Ended March 31, 2009	For the Period from June 27, 2008 (commencement of operations) to March 31, 2009
Investment Income
Interest	$1,921	$87,913
Total investment income	1,921	87,913

Expenses
Professional fees	102,812	339,436
Trustee fees	56,068	164,154
Insurance	12,388	60,805
Marketing Agent fee	8,669	33,354
Administrative Agent fee	6,469	24,891
Structuring and licensing	4,269	16,428
Printing	1,817	9,421
Miscellaneous	3,282	15,515
	195,774	664,004

Net investment loss	(193,853)	(576,091)

Realized and Unrealized Gain (Loss)
Net change in unrealized appreciation on settlement contracts and income distribution agreement	(774,000)	4,964,000
Net realized gain (loss) on settlement contracts and income distribution agreement	305,000	3,044,000
Net realized and unrealized gain (loss )	(469,000)	8,008,000

Net income (loss)	$(662,853)	$7,431,909

Net income (loss) per share	$(0.38)	$3.46

Weighted average shares outstanding	1,746,667	2,147,482

Statement of Financial Condition Data:
	March 31, 2009

Total assets	$14,496,364

Total liabilities	$205,955
Equity attributable to Down Trust Shares	14,290,409

Total Liabilities and Shareholders’ Equity (1)	$14,496,364

———————

(1)

Authorized share capital is unlimited and share par value is $6.25 as of March 31, 2009. 1,700,000 shares were issued and outstanding as of March 31, 2009.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Down Trust consist of an income distribution agreement and settlement contracts entered into with the Up Trust. The Down Trust also holds U.S. Treasuries, one business day repurchase agreements on U.S. Treasuries, and cash to secure its obligations under the income distribution agreement and the settlement contracts. The Down Trust makes quarterly distributions of its net income when the income of the Trust exceeds the Trust’s expenses, and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of the benchmark NYMEX index value (ticker symbol “RPCRX”) based upon the benchmark NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The NYMEX index value is calculated by dividing the current designated maturity futures contract by sixteen (“16”). The starting level for the Applicable Reference Price of Crude Oil was $100.00 and the par value per share was $6.25 ($100.00 per barrel divided by $6.25 equals the Applicable Reference Price divisor of 16). The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level and the Investment Amount.

The Down Trust issues and offers Down MacroShares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants in the form of MacroShares units with each unit consisting of 50,000 Down MacroShares and 50,000 Up MacroShares contemporaneously issued by each Trust.

The Down Trust intends to distribute quarterly to its shareholders the income from government securities and overnight repurchase agreements (“Treasuries”) it holds on deposit during such quarter less the fee deduction amount, plus or minus, in accordance with the income distribution agreement, the amount received from or paid to, as applicable, the Up Trust. Final distributions are made to shareholders on the earlier of the final scheduled termination date or an early termination date.

On May 15, 2009, a termination trigger occurred under the trust agreement for the Down MacroShares. Pursuant to Section 11.1(a)(xi) of the trust agreement for the Down MacroShares, a termination trigger will occur if the amount of cash and treasuries on deposit in the Down Trust or the Up Trust, and together with the Up Trust, the “Paired Trusts” is less than fifty (50) million dollars on any business day and Macro Securities Depositor, LLC (the “Depositor”) elects, in its discretion, to terminate the Paired Trusts. The amount of cash and treasuries on deposit in the Down Trust on May 15, 2009 was $10,211,708 and the amount of cash and treasuries on deposit on that same date in the Up Trust was $10,211,708. The Depositor has elected, in its discretion, to terminate the Paired Trusts.

The trust agreement provides that, following the occurrence of a termination trigger, the next scheduled distribution date will be an "Early Termination Date" on which all outstanding Down MacroShares will be redeemed at their Per Share Underlying Value (as defined in the trust agreement) on the last Price Determination Day preceding such Early Termination Date. A "Price Determination Day" is any day on which the Applicable Reference Price of Crude Oil (as defined in the trust agreement) is established based upon trading of the NYMEX light sweet crude oil futures contract by open outcry on the facilities of NYMEX.

The next scheduled distribution date for the Down MacroShares is June 26, 2009, which will be the Early Termination Date. The last day of trading for the Down MacroShares on NYSE Arca will be June 25, 2009.

On July 6, 2009, a final distribution will be made on the Down MacroShares to the holders of record of those shares as of June 30, 2009.  This final distribution will be equal to the Per Share Underlying Value of the Down MacroShares as of the last Price Determination Day preceding the Early Termination Date. The last Price Determination Day will be June 25, 2009.

Authorized Participants may continue to direct paired issuances and paired optional redemptions of Down MacroShares until June 25, 2009.

Effective November 14, 2008, the Down MacroShares have traded on the NYSE Arca under the symbol “DOY”, following the acquisition of the AMEX by NYSE Euronext and the transfer of the listing of the Down MacroShares from the AMEX to NYSE Arca. Effective July 1, 2008 through November 13, 2008, the Down MacroShares had traded on the AMEX.

No quarterly distributions to shareholders have been made by the Down Trust during the period from June 27, 2008 (commencement of operations) to March 31, 2009, due to the fee deduction amount being in excess of the income earned by the Down Trust.  Since the inception of the Down Trust, there has been and continues to be a significant reduction in yields available on Treasuries as investors have fled to the perceived safety of U.S. Treasuries securities during the current economic crisis.

Daily Reporting

The New York Stock Exchange Euronext or the "NYSE Arca" acts as a calculation agent for the Down Trust, and the Up Trust, for calculating the indicative intraday value of the benchmark oil index on an intraday and end of day basis. Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the Paired Shares on the NYSE Arca, the NYSE Arca calculates and posts the benchmark index every fifteen seconds to the consolidated tape immediately following each transmission from NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, and an indicative per share underlying value of one Down MacroShare and one Up MacroShare. At the end of each price determination day, the NYSE Arca also calculates the premium or discount of the mid-point of the bid/offer for the Down MacroShares on the NYSE Arca to the per share underlying value of those shares for such price determination day that is calculated and provided to the NYSE Arca by the trustee.

The following table sets forth, for the period indicated, the high and low per share underlying values (as defined in the prospectus) for the Down MacroShares.

	High	Low
Fiscal Year Ended March 31, 2009

Fourth Quarter	$10.14	$8.68
Third Quarter	$10.10	$6.26
Second Quarter	$ 6.78	$3.42
First Quarter (beginning June 27, 2008)	$ 3.75	$3.75

Prices prior to January 29, 2009 have been retroactively adjusted for the 4 for 1 share split on that date.

Per-Share Underlying Value of MacroShares Relative to the Applicable Reference Price of Crude Oil and the Market Price

Tracking UOY and DOY Benchmark NYMEX Oil Futures Contract.

The Paired Trusts seek to  hold passively a portfolio of Treasuries and overnight repurchase agreements (“Treasuries”) and derivative agreements such that changes in the average daily underlying value, on a dollar basis, closely track changes in the average daily price of the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”).  Due to the paired security structure, Up MacroShares (“UOY”) seek to deliver the positive performance of the Benchmark, and Down MacroShares (“DOY”) seek to deliver the inverse performance of the Benchmark against the original benchmark issuance price of $100.00 per barrel.  There is no active management of futures contracts or any other derivative contract in any component of the returns.

The Treasury portfolio must mature prior to the quarterly distribution date.  The daily change in the underlying value is equal to one sixteenth of the daily price change of the Benchmark plus accrued net income (or less any excess of expenses over income from Treasuries), if any, from the Treasuries.  To demonstrate, if the one day price increase in the Benchmark is equal to one dollar, UOY’s underlying value is expected to increase by 6.25 cents plus the net income earned on the Treasuries.  A portion of the net income, if any, on the Treasuries is also allocated to UOY from the DOY trust when the designated Benchmark price is above $100 per barrel. Likewise, the underlying value of DOY, as defined within the prospectus, is expected to reflect a decline in value, equal to 6.25 cents and the portion of the net income, if any, earned on the Treasuries allocable to UOY.

Significant events occurred during the second half of 2008. First, the Benchmark price of oil declined from $140.97 to $49.66 on March 31, 2009. This rapid decline in oil prices resulted in a shift in the long-term market opinion of the direction of oil prices and, accordingly, UOY shares went from a discount to the Benchmark to a premium over the benchmark. The price of DOY shares did just the opposite as it went from a premium over the Benchmark to a discount to the Benchmark. The advent of the housing crisis and the adverse impact on the financial markets caused a severe recession in the U.S. economy in late 2007 that accelerated in the third and fourth quarter of 2008. This recession caused a continuing decline in interest rates, particularly in Treasuries, as U.S. government securities were increasingly looked upon by investors as a safe investment as the financial crisis deepened. The interest rates on 90 day Treasury bills declined rapidly from over one percent in the early fall of 2008 to approximately 20 basis points on March 31, 2009. This decline in interest rates accelerated unexpected erosion in per share and Trust underlying value and, when combined with the operating expenses of the Trust, resulted in an overall reduction in underlying value of approximately $0.30 per share for the period from June 27, 2008 (commencement of operations) to March 31, 2009.

Second, an error in computation of the underlying value was discovered between the Trusts that resulted in the miscalculation of the amounts due to or due from the Up Trust from or to the Down Trust pursuant to the terms of the settlement contracts resulting in a decrease in the underlying value of fifteen cents per share. The correction to the value of the settlement contracts in mid February 2009 resulted in no change to any redemptions or creations with Authorized Participants, as the total value credit or charge to Authorized Participants resulting from Paired Issuances or Paired Optional Redemptions of shares resulted in no net change. An analysis was performed that determined no secondary market transactions were significantly impacted by this error as reflected by the fact that market premiums and discounts during this period were significantly in excess of the amount of the error.

MACRO Securities Depositor, LLC amended and restated the trust agreement to provide for a four-for-one share split of each Down and Up MacroShare by issuing three additional Down MacroShares for each existing share to each person who was a shareholder of record as of January 29, 2009, thereby reducing the par amount of each Down MacroShare from $25.00 to $6.25. The share split resulted in changing the relationship between the shares and a barrel of oil such that now the change in underlying value of sixteen shares of UOY is expected to equal the benchmark future positive performance of one barrel of oil above $100.00 dollars per barrel and sixteen shares of DOY is expected to equal the inverse benchmark future performance of oil above $100.00 dollars per barrel prior to the effect of any excess of expenses over income from Treasuries. The relationship between changes in the Applicable Reference Price of Crude Oil and the per share underlying value of a Down MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Down Trust is equal to the aggregate par amount of all Down MacroShares that are outstanding from time to time.  If the amount of cash and treasuries in the Down Trust is less than the aggregate par amount of the Down MacroShares, as is currently the case, because the fees and expenses of the Down Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Applicable Reference Price of Crude Oil will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Down MacroShare will represent, in effect, a smaller exposure to oil.  At March 31, 2009, sixteen Down MacroShares represented exposure to approximately 95% of the price performance of one barrel of oil.

An example of this process (disregarding the daily accrual and allocation of income and the current deficiency in the amount invested compared to the aggregate par amount discussed above) is as follows:

Day 1 of the trusts:

UOY =$100.00/16 or $6.25 per share

DOY =$100.00/16 or $6.25 per share

Initial par value of one pair of shares = $6.25+ $6.25 or $12.50 per set of paired shares

Day 2 of the trusts: Actual level of the Benchmark futures price = $130.00 per barrel

UOY = $130.00/16 or $8.125 per share

DOY = $ 70.00/16 or $4.375 per share

Day 2 par value of one set of paired shares = $8.125 plus $4.375 or $12.50 per set of paired shares

Day 3 of the trusts: Actual level of the Benchmark futures price = $115.00 per barrel

UOY = $115.00/16 or $7.1875 per share

DOY = $ 85.00/16 or $5.3125 per share

Day 3 par value of one set of paired shares = $7.1875 plus $5.3125 or $12.50 per set of paired shares

For the period from June 27, 2008 (commencement of operations) to March 31, 2009 the results of all performance graphs and analysis within this report have been share split adjusted.

Macro Financial, LLC, the marketing agent, continues to dedicate resources to educating investors about the relatively new product structure of the paired Up MacroShares and Down MacroShares (“MacroShares”). The current MacroShares structure is slightly different from the previous oil MacroShares (UCR and DCR) in that MacroMarkets no longer supports a cap on expenses to investors and as such current underlying value calculations reflect the declining principal while the yield on Treasuries do not exceed Trust expenses.  The current small asset base in UOY and DOY has resulted in investors bearing a significant expense ratio as compared to UCR and DCR which terminated in July 2008. For the period from June 27, 2008 (commencement of operations) to March 31, 2009, the effective annualized expense ratio to average daily underlying value of the Down Trust was 5.63%, and for the three month period ended March 31, 2009 the effective annualized expense ratio to average daily underlying value was 4.76%. Actual periodic expense ratios borne by investors are significantly influenced by the size of the Trust’s underlying value.

Our marketing resources have made a considerable effort with the financial press to distinguish MacroShares from Exchange Traded Funds (“ETFs”) and continue the effort to educate the financial market to consider MacroShares as Exchange Traded Products (“ETPs”) as opposed to ETF’s, which trade differently in the marketplace. Critics of MacroShares need to read and understand the MacroShares prospectus or discuss the product differences with Macro Financial, LLC, personnel. The value of the patented MacroShares product structure has recently been noted in internet blogs that have discussed the MacroShares fee structure compared to unaffiliated exchange traded note structures in the marketplace that have lost significant principal value as a result of investor exposure to counterparty risk of the issuer. The patented MacroShares structure provides a valuable barrier to counterparty risk and exposure to third party entities.

MacroShares do not and cannot change the underlying market dynamics of oil futures. The premium and discount pricing of UOY and DOY MacroShares to their underlying value reflect the  contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”). Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future.  Thus a premium in DOY may reflect the expected lower future value of oil  while a discount in DOY may reflect the expected higher future value of oil, as the underlying value reflects the front-month (or Benchmark) futures contract value for oil.

The paired nature of the MacroShares’ creation and redemption process dictates that if the Down MacroShares are trading at a premium, the Up MacroShares would be expected to trade at a discount (but not necessarily in proportion to the premium) in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Down MacroShares are trading at a discount, the Up MacroShares would be expected to trade at a premium (but not necessarily in proportion to the discount) in order to preserve the combined underlying value and the creation/redemption relationship to each other.

Potential investors in MacroShares are reminded that MacroShares are a relatively new class of products and that the performance attributes of the benchmark asset’s market will be reflected in the performance of the passively managed MacroShares.

For the period from June 27, 2008 (commencement of operations) to March 31, 2009, DOY was not able to pay any income to investors due to the rapid decline in T-Bill and overnight U.S. government repo yields the second half of 2008 that continued through March 31, 2009.  Yields fell significantly from approximately 2.00% at midyear to basis point yields approaching zero at the end of 2008, before gradually improving to approximately 20 basis points at March 31, 2009 as investors sought a safe haven for assets as a result of the turmoil in the financial markets. The impact of DOY fees and expenses exceeding income from treasuries in this low interest rate environment resulted in a net investment loss during the period. For the year ended March 31, 2009, the Benchmark exceeded DOY’s underlying value within an average price differential of $.16 (1.76% of DOY’s average daily underlying value).   This average is made up of a daily range of $0.00 to $0.45 as shown in the chart below.  (See Exhibit 1a).

Exhibit 1a

The sharp increase in the implied net loss in mid - February 2009 in the above chart reflects the correction of the Underlying Value calculation error previously discussed on page 8 above.

This difference in DOY’s underlying value and the Benchmark is attributable to the impact of DOY fees and expenses having been in excess of income on Treasuries throughout the period from June 27, 2008 (commencement of operations) to March 31, 2009.  For the period from June 27, 2008 (commencement of operations) to March 31, 2009 DOY paid no income distributions.  (See Exhibit 1b).

Exhibit 1b

As mentioned, DOY tracks the inverse price performance of the Benchmark plus the net income, if any, from the Treasuries less any daily income distribution obligations to the UOY trust.  Since DOY trust assets are fully funded at $6.25 per share, normally the underlying value per share should decrease by $0.0625 cents for every dollar increase in the oil Benchmark above $100.00 per barrel.  For example, when DOY trust assets are fully funded at $6.25 per share , if the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”) increases by one dollar in a given day, DOY will accrue interest on the Treasuries and will owe $0.0625 cents per share of additional performance to the UOY trust and the interest earned under the income distribution agreement on the change of performance for the day.  Since each paired share unit is created with a value equal to 50,000 shares of Up MacroShares at $6.25 plus the accrued net income, if any, and 50,000 shares of Down MacroShares at $6.25 plus accrued net income, if any, the proceeds from the issuance of paired shares are deposited equally into each trust and the Authorized Participant receives 50,000 shares of UOY and 50,000 shares of DOY at the underlying value with a combined value of $12.50 per paired share less accrued net expenses. The relationship between changes in the Applicable Reference Price of Crude Oil and the per share underlying value of a Down MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Down Trust is equal to the aggregate par amount of all Down MacroShares that are outstanding from time to time.  If the amount of cash and treasuries in the Down Trust is less than the aggregate par amount of the Down MacroShares, as is currently the case, because the fees and expenses of the Down Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Applicable Reference Price of Crude Oil will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Down MacroShare will represent, in effect, a smaller exposure to oil.

The difference in UOY’s underlying value and the Benchmark was due to little to no yield on the Treasuries as investors sought a safe haven in U.S. government issued securities and trust expenses exceeded income earned. The objective of UOY is to track the designated Benchmark and, when applicable, to pay accrued interest less fees once a quarter. UOY achieved its goal of accurately tracking its designated Benchmark, as its underlying value had a 0.993 correlation with its designated Benchmark for the period from June 27, 2008 (commencement of operations) to March 31, 2009. (See Exhibit 1c).

Exhibit 1c

For the period from June 27, 2008 (commencement of operations) to March 31, 2009, UOY’s underlying value tracked the Benchmark with an average price differential of $0.11 (3.66% of UOY’s average daily underlying value). This average is made up of a daily range of $0.00 to $0.25 during period from June 27, 2008 (commencement of operations) to March 31, 2009. (See Exhibit 1d).

Exhibit 1d

The sharp decrease in the implied net loss in mid - February 2009 in the above chart reflects the correction of the Underlying Value calculation error previously discussed on page 8 above.

Nine Designated Benchmark futures rolls occurred during the period from June 27, 2008 (commencement of operations) to March 31, 2009.  DOY achieved its goal of accurately tracking the inverse performance of its designated Benchmark, as its underlying value had a 0.9991 correlation with its designated Benchmark for the period from June 27, 2008 (commencement of operations to March 31, 2009.

The mix of UOY and DOY investors never developed beyond the professional market. The secondary market for UOY and DOY reflected a lack of interest on the part of retail investors as declining oil prices and a significant decline in the equity markets drove investors to safe harbor securities such as gold and U.S. government treasuries leading to a significant decline in equity prices and no fear of escalating oil prices. The oil futures curve changed significantly throughout the period as the market went from a backwardation in prices to a contango in prices as oil inventories increased and global demand declined during the current global recession. On May 15, 2009 the Board of Managers of MACRO Securities Depositor, LLC determined it was in the best interest of shareholders to terminate the trusts and return the proceeds to investors. This decision was based upon the continued lack of trading and asset growth that followed the four for one share split that was effective January 29, 2009 and continued erosion from par value due to DOY expenses remaining in excess of income earned on Treasuries.

The premiums and discounts were wide ranging in UOY and DOY as oil prices stabilized between $40 and $50 dollars per barrel during the first quarter of 2009. During the period from June 27, 2008 (commencement of operations) to March 31, 2009, the maximum premium for DOY, was 37.91% and the maximum discount for DOY was 20.32%. Although the premiums and discounts in UOY and DOY on a paired basis were generally equal and offsetting, in dollar terms, the percentages of change are seldom equal because the securities each had a different dollar price in the market.

Throughout the period from July 1, 2008 (date of initial trading of Trust shares) to March 31, 2009, the combined market values of UOY and DOY, averaged a net discount to combined underlying values of the Paired Trusts of 133.35 basis points.

Due to the paired structure design and the scheduled five year term of MacroShares, supply and demand of UOY and DOY determine a portion of the pricing mix between the two products.

Creation and/or redemptions must occur for both UOY and DOY as one unit, accordingly, the underlying value of UOY and DOY including accrued expenses equals the aggregate creation/redemption amount plus Trustee creation/redemption fees of $2,000 per transaction. For the period from July 1, 2008 (date of initial trading of Trust shares) to March 31, 2009, the paired market values did not always track the paired underlying values closely as liquidity in the shares was limited throughout the period.

For the period beginning with the launch of UOY and DOY on July 1, 2008 and ending on March 31, 2009, DOY’s daily exchange price change exhibited a 73.16% correlation to the underlying value changes in DOY.  The average closing daily market price for 2009 of DOY, on a share split adjusted basis, was $7.31.  The average closing daily underlying value of the Down Trust was $7.70.   DOY ran an average daily dollar discount of $0.38 or 1.59% of underlying value on a daily average.   During the first quarter, when the NYMEX futures curve was in contango, DOY traded at a premium to the Benchmark.   This premium in Down MacroShares corresponded to the backwardated futures market in the underlying NYMEX oil futures curve as the market looks further out in time.  As near-month futures prices moved higher, the NYMEX oil futures curve moved to a steep backwardation and DOY’s market price began to trade at a discount to its underlying value and at March 31, 2009 as shown on Exhibit 2a.   Exhibit 2a shows the price performance of the market price of DOY versus the DOY underlying value.  Also included in the chart are the Benchmark NYMEX Designated Oil Futures Contract on the date shown, and the one year forward NYMEX Oil Futures Contract as of the date shown. (See Exhibit 2a).

Exhibit 2a

For the period from July 1, 2008 (date of initial trading of Trust shares) to March 31, 2009, UOY’s daily exchange price change had a 73.16% correlation to the underlying value. The average daily share split adjusted market price of UOY was $4.82. UOY’s average daily share split adjusted underlying value was $4.53. For the period from July 1, 2008 (date of initial trading of Trust shares) to March 31, 2009, UOY ran an average daily dollar premium of $0.29 which was 16.94% of the underlying value.  UOY tracked the price performance of the Benchmark NYMEX Designated Oil Futures Contract.

Exhibit 2b

From the commencement of trading in Trust shares on July 1, 2008 through September 28, 2008, DOY was priced at a premium to its underlying value.  This market sentiment then shifted  due to increased concern over the global economy and from September 29, 2008 through March 31, 2009, DOY was priced at a discount to its underlying value.  The discount increased in DOY as the contango in the futures market increased and the underlying value of DOY declined. DOY reached a maximum discount of 20.32% on February 12, 2009 when the premium on UOY was at 96.81%. Investors should note that on this date, in dollar terms, the premium on UOY was $1.82 per share and the discount on DOY was $2.06 for a net difference of $0.24. This excess discount over the actual paired value of $12.02 was equal to 1.33% of their combined underlying value.

In summary, the anticipated performance of UOY and DOY, as measured by changes in underlying value, as defined within the UOY and DOY prospectuses, has been achieved by the trusts. The market performance of UOY and DOY generally tracked the performance of the Benchmark for the period from July 1, 2008 (date of initial trading of Trust shares) to March 31, 2009. In 2009, Macro Financial, LLC continued to educate investors on the MacroShares product structure and the performance investors received from the product during the various cycle changes occurring on the NYMEX oil futures curve.

The overall product objectives of MacroMarkets continues to be the expansion of risk management tools and investment products that provide investors diverse long-term exposures to assets with desirable risk/return characteristics and lower correlations to equities, debt and cash.

Review of Financial Results

Results of Operations

The Trust earned investment income during the period from June 27, 2008 (commencement of operations) to March 31, 2009, of approximately $88,000. During the same period total operating expenses of the Trust aggregated approximately $664,000, resulting in a net investment loss for the period of approximately $576,000.  There were no income distributions paid to shareholders since the commencement of operations of the Trust. During the three months ended March 31, 2009, the Trust earned investment income of approximately $2,000 due to extremely low interest yields on its Treasuries. During the same three month period total operating expenses aggregated approximately $196,000, resulting in a net investment loss of approximately $194,000.

On June 27, 2008, the Down Trust established its starting level at $100.00 per share and issued 1,600,000 shares to the initial authorized purchaser, Kellogg Group LLC.  Such shares were issued at their initial value of $4.6875 per share and aggregated $7,500,000 in fair value.  The equity of the Down Trust was decreased by approximately $642,000 in net Authorized Participant activity based on fair valuation of the settlement contracts and the income distribution agreement even though there was a net 100,000 increase in Down Trust shares outstanding during the period from July 1, 2008 to March 31, 2009.   Shareholders’ equity from Authorized Participant activity during the period from June 27, 2008 (commencement of operations) to March 31, 2009, aggregating $6,858,000 was then increased by the net realized and unrealized gain on the settlement contracts and income distribution agreements of $8,008,000, which after deducting the net investment loss of approximately $576,000, resulted in shareholders’ equity of approximately $14,290,000 at March 31, 2009. The net realized and unrealized gain on the settlement contracts was the direct result of a decline in the Applicable Reference Price of Crude Oil from approximately $141 a barrel at the commencement of operations to $49.66 at March 31, 2009.

During the period from June 27, 2008 (commencement of operations) to March 31, 2009, 3,800,000 shares (76 units, each unit consisting of 50,000 shares) were created and 2,100,000 shares (42 units) were redeemed.

During the three months ended March 31, 2009, there were no units created and two units (100,000 shares) were redeemed.

Liquidity

On January 9, 2009, the Board of Managers of MACRO Securities Depositor (the “Depositor”) declared a four for one share split in both the Down MacroShares and the Up MacroShares. The Board believed that the increase in the number of shares outstanding and the lower share price would increase market liquidity in the products. Subsequent to this action, increased market liquidity for the products was not achieved. Accordingly, on May 15, 2009, the Depositor announced the termination of the Paired Trusts due to assets on deposit in the Down Trust and in the Up Trust being less than $50 million dollars pursuant to its election under the Trust Agreements, and in its sole discretion, to terminate the Paired Trusts.

On July 6, 2009, a final distribution will be made on the Down MacroShares to the holders of record of those shares as of June 30, 2009. This final distribution will be equal to the Per Share Underlying Value of the Down MacroShares as of the last Price Determination Date preceding the Early Termination Date. The last Price Determination Date was June 25, 2009.

Cash Flows From Operations

MacroShares $100 Oil Down Trust
Statement of Cash Flows for the Period
from June 27, 2008 (commencement of operations) to March 31, 2009

Cash flows from operating activities:

Net income	$7,431,909

Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on settlement contracts and income distribution agreement	(4,964,000)
Settlement receipts in excess of realized gains or losses on settlement contracts and income distribution agreement	(3,630,778)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(11)
Operating expenses payable	205,955

Net cash used in operations	(956,925)

Cash flows from financing activities:

Contributions	23,727,140
Redemptions	(12,448,362)

Net cash provided by financing activities	11,278,778

Net increase in cash and cash equivalents	10,321,853

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$10,322,853

Critical Accounting Policies

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down MacroShares on the NYSE Arca. Throughout most of the period from July 1, 2008 (initial trading in Down MacroShares) to March 31, 2009, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up MacroShares (Down MacroShares from July 1, 2008 to September 30, 2008) on the open market, that fair valuation for these derivative contracts was more appropriately based upon prices of transactions in Up MacroShares and Down MacroShares.

As a result, the per share value on March 31, 2009, for financial reporting purposes, based upon the fair valuation determination by the Administrative Agent was $8.41 per share. The per share Underlying Value for the same day was $8.95. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Down Trust is not a party to any off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the trustee to borrow for payment of the Down Trust’s ordinary expenses. The Down Trust does not engage in transactions in foreign currencies which could expose it or its shareholders to any foreign currency related market risk. The Down Trust does not invest in any derivative financial instruments (other than the income distribution agreement and the settlement contracts) and has no foreign operations or long-term debt instruments.

Item 8.

Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from June 27, 2008 (commencement of operations) to March 31, 2009.

Item 9A.

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Down Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC, which have been authorized by its Board of Managers to oversee the financial reporting of the Down Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of March 31, 2009, the Down Trust's disclosure controls and procedures were effective.

There was no change in the Down Trust's internal controls over financial reporting that occurred during the Down Trust's most recently completed fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management's Report on Internal Control over Financial Reporting

The Depositor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Down Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Down Trust's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Down Trust's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Down Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Depositor assessed the effectiveness of the Down Trust's internal control over financial reporting as of March 31, 2009.  In making this assessment, they relied upon guidance set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Their assessment included an evaluation of the design of the Down Trust's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Depositor concluded that the Down Trust maintained effective internal control over financial reporting as of March 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

Item 10.

Directors and Executive Officers of the Registrant

Not applicable.

Item 11.

Executive Compensation

For the period from June 27, 2008 (commencement of operations) through March 31, 2009, the Trustee, the Administrative Agent, the Depositor, and the Marketing Agent will receive total remuneration for services performed for the Up Trust as follows:

	Period from June 27, 2008 (commencement of operations) to March 31, 2009
Related Party	Amount of Remuneration Due	Amount of Remuneration Paid
MACRO Securities Depositor, LLC, Depositor	$0	$0
State Street Bank and Trust Company, as Trustee	$164,164	$164,164
MacroMarkets, LLC, as Administrative Agent	$41,319	$41,319
Macro Financial, LLC, as Marketing Agent	$33,354	$33,354

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners. The following table sets forth, as of March 31, 2009, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Down Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Kellogg Group LLC	1,343,409 shares	79.02

(b)

Security Ownership of Management. The Trustee does not beneficially own any of the Down MacroShares.

(c)

Change In Control. Neither the Depositor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Down Trust.

Item 13.

Certain Relationships and Related Transactions and Director Independence

The Down Trust has no directors or executive officers.

Item 14.

Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the Down Trust for the period from June 27, 2008 (commencement of operations) to March 31, 2009 were:

Period from June 27, 2008 (commencement of operations) to March 31, 2009
Audit Fees *	$132,500*
Audit-related Fees	-0-
Tax Fees	120,000
All other fees	-0-
Total	$252,500

———————

*

In connection with the launch of the Down Trust, PricewaterhouseCoopers LLP received fees of $26,250.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Down Trust has no board of directors, and as a result, has no audit committee or pre-approval policy or procedure. Such determinations are made by the Depositor.

Item 15.

Exhibits and Financial Statement Schedules

1.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.

Exhibits

Exhibit Number	Description
—	MacroShares $100 Oil Down Trust prospectus, dated as of June 25, 2009*
4.4.1	1992 ISDA Master Agreement, dated November 24, 2006*
4.4.2	Schedule to 1992 ISDA Master Agreement, dated November 24, 2006*
4.5	Income Distribution Agreement, dated November 24, 2006*
4.6	Form of Settlement Contract*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

———————

*

Denotes a document that was previously filed as part of the Registration Statement of the MacroShares $100 Oil Down Trust, File No. 333-150282-01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the MacroShares $100 Oil Down Trust

/s/ SAMUEL MASUCCI, III
Samuel Masucci, III
Chief Executive Officer of Depositor, on behalf of Registrant

/s/ JOHN A. FLANAGAN
John A. Flanagan
Chief Financial Officer of Depositor, on behalf of Registrant

June 29, 2009

MacroShares $100 Oil Down Trust

FINANCIAL STATEMENTS

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee, Administrative Agent, and Shareholders of MacroShares $100 Oil Down Trust:

In our opinion, the accompanying statements of financial condition, and the related statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of MacroShares $100 Oil Down Trust (the "Trust") at March 31, 2009 and April 14, 2008, and the results of its operations, the changes in its shareholders' equity, and its cash flows for the period from June 27, 2008 (commencement of operations) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note J to the financial statements, on May 15, 2009, the Depositor elected to terminate the Trust, and a final distribution of the Trust’s net assets is scheduled to be made on July 6, 2009 to shareholders of record on June 30, 2009.

PricewaterhouseCoopers LLP
New York, New York
June 29, 2009

2

MacroShares $100 Oil Down Trust

Statements of Financial Condition

	March 31, 2009	April 14, 2008

Assets
Cash and cash equivalents	$10,322,853	$1,000
Settlement contracts and income distribution agreement with the Up Trust	4,173,500	—
Interest receivable	11	—

Total assets	$14,496,364	$1,000

Liabilities and Shareholders’ Equity
Operating expenses payable	$205,955	$—

Total liabilities	205,955	—

Shareholders’ Equity
Equity attributable to Down MacroShares Trust, $6.25 par value, unlimited amount authorized, 1,700,000 shares issued and outstanding at March 31, 2009 and Founders’ Capital Shares, $6.25 par value, 160 shares issued and outstanding at April 14, 2008	14,290,409	1,000
Total Shareholders’ Equity	14,290,409	1,000

Total Liabilities and Shareholders’ Equity	$14,496,364	$1,000

See notes to the financial statements

3

MacroShares $100 Oil Down Trust
Statement of Operations

For the Period from June 27, 2008 (commencement of operations) to March 31, 2009

Investment Income
Interest	$87,913
Total investment income	87,913

Expenses
Professional fees	339,436
Trustee fees	164,154
Insurance	60,805
Marketing Agent fee	33,354
Administrative Agent fee	24,891
Structuring and licensing	16,428
Printing	9,421
Miscellaneous	15,515
664,004

Net investment loss	(576,091)

Realized and Unrealized Gain
Net change in unrealized appreciation on settlement contracts and income distribution agreement	4,964,000
Net realized gain on settlement contracts and income distribution agreement	3,044,000
Net realized and unrealized gain	8,008,000

Net income	$7,431,909

Net income per share	$3.46

Weighted average shares outstanding	2,147,482

See notes to the financial statements

4

MacroShares $100 Oil Down Trust
Statement of Changes in Shareholders’ Equity for the Period

from June 27, 2008 (commencement of operations) to March 31, 2009

	Down MacroShares	Founders’ Equity	Total

Shareholders’ Equity, beginning of period	$—	$1,000	$1,000

Contributions	19,606,500	—	19,606,500
Redemptions	(12,748,000)	(1,000)	(12,749,000)
Net income	7,431,909	—	7,431,909

Shareholders’ Equity, end of period	$14,290,409	$—	$14,290,409

	Down MacroShares	Founders’ Equity	Total
Share Activity

Shares Outstanding, beginning of period	—	160	160

Contributions	3,800,000	—	3,800,000
Redemptions	(2,100,000)	(160)	(2,100,160)

Shares Outstanding, end of period	1,700,000	—	1,700,000

See notes to the financial statements

5

MacroShares $100 Oil Down Trust
Statement of Cash Flows for the Period
from June 27, 2008 (commencement of operations) to March 31, 2009

Cash flows from operating activities:

Net income	$7,431,909

Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on settlement contracts and Income distribution agreement	(4,964,000)
Settlement receipts in excess of realized gains or losses on settlement contracts and income distribution agreement	(3,630,778)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(11)
Operating expenses payable	205,955

Net cash used in operations	(956,925)

Cash flows from financing activities:

Contributions	23,727,140
Redemptions	(12,448,362)

Net cash provided by financing activities	11,278,778

Net increase in cash and cash equivalents	10,321,853

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$10,322,853

See notes to the financial statements

6

MacroShares $100 Oil Down Trust
NOTES TO THE FINANCIAL STATEMENTS
as of March 31, 2009

A.

Organization

The MacroShares $100 Oil Down Trust (the “Up Trust”) is a trust formed under the laws of the State of New York by MACRO Securities Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC as its sole member, on April 9, 2008 pursuant to a trust agreement entered into by the Depositor and State Street Bank and Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The “Down Trust Agreement” was amended and restated in full on June 26, 2008 by the Trustee, the Depositor, MacroMarkets LLC, as administrative agent, and Macro Financial, LLC, as marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”). The Down Trust Agreement governs the activities of the Down Trust and specifies the terms of the Down Trust Shares. The Depositor has also formed the MacroShares $100 Oil Up Trust (the “Up Trust” and, together with the Down Trust, the “Paired Trusts”). The descriptions of the Paired Trusts in these notes reflect the provisions of the trust agreements as amended and restated as described above. Operations of the Down Trust commenced on June 27, 2008. No creations or other activity occurred between April 9, 2008 and the commencement of operations date. On April 14, 2008, the Depositor and Administrative Agent each made an initial deposit of $500 into the Down Trust, for a total initial deposit of $1,000 (the “Founders’ Equity”). During the period ended June 30, 2008 the Founders’ Equity of the Down Trust was redeemed and returned to the Depositor and the Administrative Agent. Each of the Paired Trusts issues shares on a continuous basis (which are referred to, respectively, as “Down MacroShares” and “Up MacroShares,” and, collectively, as “Paired Shares”) in minimum aggregations called “MacroShares Units,” each of which consists of 50,000 Down MacroShares and 50,000 Up MacroShares. Paired Shares are issued at the direction of Authorized Participants (as defined herein). The objective of the Paired Trusts is, in the case of the Up Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the Starting Level and, in the case of the Down Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the Starting Level. On June 27, 2008, the Starting Level was established at $100 and as a result, the maximum price range within which the Paired Shares will provide returns is $0 to $200. There can be no assurance that the Paired Trusts will achieve their investment objective. The percentage change in the price of NYMEX crude oil futures from the Starting Level is referred to as the “Price Level Percentage Change” and is defined as, on any date, the absolute value of (x) the Ending Level of the Applicable Reference Price of Crude Oil on that date (or the last preceding Price Determination Day if the date of determination is not a Price Determination Day) minus the Starting Level of the Applicable Reference Price of Crude Oil divided by (y) the Starting Level. (See Note J).

The trustee deposits one-half of the aggregate funds received by it in connection with an issuance of paired shares into the Down Trust and the other half into the Up Trust, without regard to the per share underlying values at which the Down and Up MacroShares were issued, in order to preserve the one-to-one ratio of cash and treasuries on deposit (such cash and treasuries on deposit, less accrued operating expenses being referred to as the “Investment Amount”) in the Paired Trusts. The proportion of the Investment Amounts in the Down Trust and the Up Trust of 1:1 will be maintained throughout the entire life of the Paired Trusts by virtue of the requirement that redemptions and issuances must be done in MacroShares units composed of an equal number of Down MacroShares and Up MacroShares. Down MacroShares and Up MacroShares are issued at underlying value, and the difference between the underlying value of the Down MacroShares and Up MacroShares issued and the amount deposited into each Trust is attributable to the effects of the provisions of the Settlement Contracts and Income Distribution Agreement (both of which are described below).

The underlying value formula described in the prospectus and the requirement that Down MacroShares can only be issued and redeemed in paired issuances and paired optional redemptions and only in the form of MacroShares units, is intended to ensure that a $1 change in the settlement price in the Applicable Reference Price of Crude Oil will result in a $0.0625 change in the per share underlying value of each Down MacroShare. Sixteen Down MacroShares, each with a par amount of $6.25 per share, are intended to represent the inverse of the performance of one $100 barrel of oil. The relationship between changes in the Applicable Reference Price of Crude Oil and the per share underlying value of a Down MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Down Trust is equal to the aggregate par amount of all Down MacroShares that are outstanding from time to time. If the amount of cash and treasuries in the Down Trust is less than the aggregate par amount of the Down MacroShares, as is currently the case, because the fees and expenses of the Down Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Applicable Reference Price of Crude Oil will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Down MacroShare will represent, in effect, a smaller exposure to the inverse performance of oil. The “underlying value” of the Down Trust’s shares represents that portion of the proceeds of the assets of the Down Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Trusts were to settle the settlement contracts and the Down Trust were to make a final distribution on the Down MacroShares. The underlying value per share of the Down MacroShares at March 31, 2009 was $8.95.

The assets of the Down Trust consist of cash, U.S. government securities, repurchase agreements collateralized by U.S. government securities (collectively referred to as “treasuries”) and over-the-counter derivative instruments entered into between the Paired Trusts. The interest income on the treasuries during a calculation period, less the expenses of the Down Trust for that period, is referred to as the “Available Income Accrual” for that period. The derivative instruments consist of the “Income Distribution Agreement,” which is described below, and the “Settlement Contracts” which provide that the Down Trust will be entitled to receive from, or be required to make to, the Up Trust a payment at the termination of each of these contracts in an amount that is based on the percentage change between the settlement price of NYMEX crude oil futures contracts (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of $100 (See “The Settlement Contracts”, below). The NYMEX crude oil futures contracts that are referenced by the Paired Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month’s contract to the succeeding month’s contract may not take place later than the 17th day of each month).

For purposes of determining the underlying value at which Paired Shares are redeemed or created, each Settlement Contract is valued on each “New York Business Day” (any day on which stock exchanges and New York money center banks are open for business) based on the Closing Price and the resulting percentage change in the Closing Price from the Starting Level applied to the Investment Amount of the paying trust. The performance obligations of the Paired Trusts to each other under the Settlement Contracts are collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Trusts. The Down Trust’s obligations are not leveraged and the Down Trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a Paired Optional Redemption, an early termination or the final scheduled termination of the Paired Trusts.

The “Income Distribution Agreement” entered into between the Paired Trusts is the means for allocating between the Paired Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts, net of expenses. Under the Income Distribution Agreement, the Down Trust is obligated to pay a portion of its income to the Up Trust or entitled to receive a portion of the Up Trust’s income, based on the Price Level Percentage Change for each day of the calendar quarter between distribution dates. The Down Trust’s daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects the change in either an asset receivable by it or a liability payable by it, based upon the Price Level Percentage Change. A payment is made by one of the Paired Trusts to the other on each quarterly distribution date and the Down Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Up Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date. As a result, the amount of Available Income Accrual that will be retained by the Down Trust and the net amounts received or paid in connection with issuances or redemptions and relating to the portion of underlying value attributable to such retained Available Income Accrual (referred to as the “Earned Income Accrual”) means, for each calendar day occurring during any calculation period:

•

if on such date the Ending Level is above the Starting Level, the Down Available Income Accrual for that date minus the product of (i) such Down Available Income Accrual for that date and (ii) the Price Level Percentage Change on that date;

•

if on such date the Ending Level is below the Starting Level, the Down Available Income Accrual for that date plus the product of (i) the Up Available Income Accrual for that date and (ii) the Price Level Percentage Change on that date; and

•

if on such date the Ending Level is equal to the Starting Level, the Down Available Income Accrual for that date;

plus

•

if the day of measurement is also an Issuance Date on which a net increase in the Down Aggregate Par Amount has occurred after giving effect to all Paired Issuances and Paired Optional Redemptions on that date, the product of the number of Down MacroShares created on such date constituting such net increase and the income component of the Per Share Underlying Value of each such Down MacroShare, representing the Down Earned Income Accrual allocable to such share during the period from the last preceding Distribution Date to such Issuance Date;

minus

•

if the day of measurement is also a Redemption Date on which a net decrease in the Down Aggregate Par Amount has occurred after giving effect to all Paired Optional Redemptions and Paired Issuances on that day, the product of the number of Down MacroShares redeemed on such day constituting such net decrease and the income component of the Per Share Underlying Value of each such Down MacroShare, representing the Down Earned Income Accrual allocable to such share during the period from the last preceding Distribution Date to such Redemption Date.

The Down Earned Income Accrual for each Calculation Period will be equal to the sum of the Down Earned Income Accruals for each day of that Calculation Period.

If the Down Trust has no available income on any distribution date, then it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Up Trust. Similarly, if on any distribution date the proceeds of the treasuries in the Up Trust minus its fee deduction amount are equal to or less than the Up Trust aggregate par amount, then the Up Trust will not have any available income and it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Down Trust on that distribution date. If either of the paired trusts fails to make a payment under the Income Distribution Agreement on any distribution date because it does not have any available income, that trust will not be required to make up that payment on any subsequent distribution date, even if it has funds available to do so.

If on any distribution date the Down Trust does not have any available income and does not receive any available income from the Up Trust, it will not make any quarterly distribution to its shareholders on that distribution date.

As of March 31, 2009 and throughout the period from June 27, 2008 (commencement of operations) to March 31, 2009, market interest rates on securities permitted to be owned by the Paired Trusts were below the fee deduction amount charged by the Down Trust. Accordingly, no distributions were made for the quarter ended March 31, 2009 or during the period from June 27, 2008 (commencement of operations) to March 31, 2009. The ability of the Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount. (See Note J).

The Settlement Contracts

Upon each issuance of Down MacroShares as part of a MACRO Unit in a Paired Subsequent Issuance, the Down Trust enters into a new Settlement Contract with the Up Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Shares. Under the Settlement Contracts, the Down Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the percentage difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Shares is delivered to the Administrative Agent, as further described below. The final distribution on the Down MacroShares depends upon the settlement payment that the Down Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down Trust.

The settlement obligations of the Paired Trusts under the Settlement Contracts are fully supported by the cash, government securities and repurchase agreements held by each trust.

As a result of the Settlement Contracts and Income Distribution Agreement, the “Underlying Value” of the Down Trust will equal, on any Price Determination Day occurring during any Calculation Period:

• if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is above the Starting Level:

–

the sum of the Down Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant current Price Determination Day plus

–

the Down Investment Amount on such day

minus

–

the Down Investment Amount on such day multiplied by the Price Level Percentage Change for such day,

OR

•

if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is below the Starting Level:

–

the sum of the Down Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant current Price Determination Day plus

–

the Down Investment Amount on such day

plus

–

the Up Investment Amount on such day multiplied by the Price Level Percentage Change for such day,

OR

• if the Ending Level of the Applicable Reference Price of Crude Oil on that Price Determination Day is equal to the Starting Level, the sum of the Down Earned Income Accruals for each day that has elapsed during such Calculation Period, up to and including the relevant Price Determination Day, plus the Down Investment Amount on that day.

The Underlying Value of the Down Trust for any Price Determination Day that is followed by one or more days that are not Price Determination Days will include the Down Earned Income Accruals for each of these days, calculated on the basis of the Applicable Reference Price of Crude Oil on the current Price Determination Day. The Underlying Value of the Down Trust on any day that is not a Price Determination Day will be equal to its Underlying Value on the last preceding Price Determination Day.

Distributions

Each shareholder who is a registered holder of Down MacroShares on the Record Date will be entitled to receive the Quarterly Distribution, as calculated below. The Quarterly Distribution will be paid out to shareholders on the Distribution Payment Date that follows each Distribution Date.

The Underlying Value of the Down Trust on each Distribution Date will be calculated before Available Income, if any, is deducted from that Underlying Value and set aside for payment as a Quarterly Distribution on the related Distribution Payment Date. As a result, the Underlying Value of the Down Trust on the day following each Distribution Date will reflect a relative decrease from the Underlying Value on that Distribution Date that will be unrelated to any movement in the level of the Applicable Reference Price of Crude Oil.

On each Distribution Date, other than on the Final Scheduled Termination Date or an Early Termination Date and other than with respect to any shares for which a redemption order was placed and settled prior to the related Record Date, the Down Trust will declare a “Quarterly Distribution” on each outstanding Down MacroShare equal to the sum of Down Earned Income Accruals for each day of the preceding Calculation Period divided by the aggregate number of outstanding Down MacroShares on that Distribution Date.

On the Distribution Payment Date that follows each Distribution Date, the Down Trust will distribute such amount on each outstanding Down MacroShare.

Distributions of the Down Earned Income Accruals on the Final Scheduled Termination Date, an Early Termination Date or any Redemption Date will be made as part of the Final Distribution that is made on those dates.

If available, an amount equal to the Down Aggregate Par Amount will always be reinvested by the Trustee, at the direction of the Administrative Agent, in new treasuries on each Distribution Date unless that Distribution Date is the Final Scheduled Termination Date or an Early Termination Date. If a redemption order is delivered on a Distribution Date or on the day preceding a Distribution Date, the Down Aggregate Par Amount will first be reduced by the aggregate par amount of any Down MacroShares being redeemed on that date. If, after expenses, the funds remaining on deposit in the Down Trust on any Distribution Date are equal to or less than the Down Aggregate Par Amount, then all of these remaining funds must be reinvested in treasuries and the trust will have no Available Income on that date. If less than the Down Aggregate Par Amount is invested in treasuries on any Distribution Date, the deficiency in the amount that is invested must be made up out of income received on subsequent Distribution Dates until the amount invested does equal the Down Aggregate Par Amount.

Issuance and Redemption

Paired Shares are only created and redeemed, and Down MacroShares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company (“DTC”) who have executed a contract with the Trustee and the Administrative Agent (“Authorized Participants”).

Authorized Participants may direct the issuance and redemption of Down MacroShares and Up MacroShares in MacroShares Units on a continuous basis. “Paired Issuances” are all issuances of Paired Shares in MacroShares Units that occur at any time after the formation of the Paired Trusts, and “Paired Optional Redemptions” are all optional, shareholder-directed redemptions of Paired Shares in MacroShares Units. Paired Shares are always issued in Paired Issuances and always redeemed in Paired Optional Redemptions at a specified redemption price equal to the combined underlying values of the Paired Trusts attributable to the shares being issued or redeemed. The final distribution made on the Down MacroShares being redeemed in a Paired Optional Redemption will equal the ratable portion of the net assets of the Down Trust that are remaining in the trust after it has made or received a settlement payment under each Settlement Contract that was terminated in connection with such redemption. The market price of the Down MacroShares or Up MacroShares at the time of the redemption of any Paired Shares will have no effect on or relation to the price at which the applicable trust is required to redeem those shares.

Orders for Paired Issuances and Paired Optional Redemptions will be accepted from Authorized Participants on each New York Business Day. Paired Issuances and Paired Optional Redemptions can be settled on order date plus one business day, except that, any redemption order that is delivered on a distribution date or on the business day following a distribution date will be settled on the third business day following the redemption order date to ensure that any Authorized Participant who places a redemption order on these two days will still be considered a holder of record on the record date and, therefore, eligible to receive its quarterly distribution, if any, for the preceding calculation period.

B.

Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented in the accompanying financial statements (the “Reporting Period”). Actual results could differ from those estimates.

General

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

Cash and Cash Equivalents

The Down Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Down Trust invests in debt securities issued by the U.S. government and repurchase agreements (or “repos”) collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date. The Down Trust, through its custodian, takes possession of securities that are used as collateral. In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, each daily recording of the difference between the Closing Price and the Starting Level is referred to as the daily calculation of the amount due to or from the Down Trust under the Settlement Contract. If the Closing Price is less than its Starting Level an asset receivable is recorded as being due from the Up Trust under the Settlement Contracts. If the Closing Price exceeds its Starting Level, a liability payable to the Up Trust is recorded under the Settlement Contracts. If the Closing Price equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down and Up MacroShares on the principal market for such shares. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Down Trust as of March 31, 2009 and on various creation or redemption dates during the Reporting Period for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Up Trust, the Down Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its U.S. government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) and an accrual for other expenses, for the payment of fees and expenses, to the Up Trust or (2) entitled to receive all or a portion of the Up Trust’s income, after the Up Trust has deducted a fixed number of basis points for the payment of its asset-based expenses, and an accrual for other expenses.

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Up Trust records a payment obligation to be made to it by the Down Trust under the Income Distribution Agreement as an asset receivable for that day. If the Closing Price is less than its Starting Level on any New York Business Day, the Up Trust records a liability payable to the Down Trust under the Income Distribution Agreement. If the Closing Price equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable by the Down Trust for each day of the Calculation Period are netted in order to determine whether the Down Trust will make a payment to, or to be entitled to receive payment from, the Up Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the Down Trust records the Income Distribution Agreement in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material. The fair value of the Income Distribution Agreement held by the Down Trust as of March 31, 2009 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Fair Value

The Down Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), effective June 27, 2008 (commencement of operations). In accordance with SFAS 157, fair value is defined as the price that the Down Trust would receive upon selling the settlement contracts and income distribution agreement in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. SFAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below:

•

Level 1 – quoted prices in active markets for identical investments

•

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•

Level 3 – significant unobservable inputs (including the Down Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of March 31, 2009 in valuing the Down Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 – Quoted Prices	$—

Level 2 – Other Significant Observable Inputs	4,173,500

Level 3 – Significant Unobservable Inputs	—

Total	$4,173,500

Summary of Level 3 Inputs on Fair Valuation of Settlement Contracts and the Income Distribution Agreement:

	Period from January 1, 2009 to March 31, 2009	Period from June 27, 2008 to March 31, 2009
Balance at beginning of period	—	—

Creation Activity	—	$2,500,000

Redemption Activity	—	—

Realized and Unrealized Gains or Losses	—	—

Transfers in or out of Level 3 in response to changes in significant inputs	—	$(2,500,000)

Balance at end of period	—	—

The commencement of trading of Trust shares on July 1, 2008 provided significant observable inputs resulting in the transfer out of Level 3.

Federal Income Taxes

The Down Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.

Operating Expenses and Related Party Expenses

Operating expenses are deducted daily from the income earned by the Down Trust in an amount equal to the product of the Down Trust’s assets, including Treasuries and cash (but excluding the value of the settlement contracts and the Income Distribution Agreement), held by the Down Trust on each day (the “Down Trust Asset Amount”) and (i) a rate of 95 basis points (one basis point equal 0.01%) per annum and an estimated fixed annual amount of approximately $600,000, the individual expense components of which are divided by the number of days in the current fiscal or tax year, as applicable, and as modified and adjusted due to the Depositor announcement of the Early Termination of the Paired Trusts (see Note J).

C1.

Related Party Expenses

Pursuant to the Down Trust Agreement, the Down Trust pays MacroMarkets LLC a fee that accrues daily at annualized rate of 0.25% of the Down Trust Asset Amount for acting as the Administrative Agent. The fee for the three months ended March 31, 2009 was $6,469 and for the period from June 27, 2008 (commencement of operations) to March 31, 2009 was $24,891.

The Down Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MacroShares structure, which accrues daily at an annualized rate of 0.05% on the Down Trust Asset Amount, (ii) a structuring fee for structuring the product, which accrues daily at an annualized rate of 0.10% on the Down Trust Asset Amount, (iii) a sub-licensing fee for the right to reference the NYMEX light sweet crude oil futures contracts which accrues daily at an annualized rate of 0.065% on the Down Trust Asset Amount and pays (b) Macro Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.335% of the Down Trust Asset Amount. The MacroMarkets LLC and Macro Financial, LLC fees for acting in these capacities for the three months ended March 31, 2009 were $12,938 and for the period from June 27, 2008 (commencement of operations) to March 31, 2009 were $49,782.

C2.

Trustee Fees

Pursuant to the Declaration of the Down Trust, the Trustee receives a fee with respect to the services for the Down Trust in an amount equal to the product of a per annum rate of up to 0.12% of the Down Trust Asset Amount on such day, with a minimum annual fee of $150,000. Trustee fees, including a technology fee reimbursement, for the three months ended March 31, 2009 were $56,068 and for the period from June 27, 2008 (commencement of operations) to March 31, 2009 were $164,154. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each Paired Issuance or Paired Optional Redemption.

State Street Bank and Trust Company, N.A., a national bank chartered by the Office of the Comptroller of the Currency, is the “Custodian” of the trust assets on behalf of the Down Trust.

D.

Distributions

The Trustee of the Down Trust will normally make quarterly and final distributions to each person who was a “Registered Owner,” which is the depository or nominee thereof in which name the Down MacroShares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Down Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Down Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the period ended June 30, 2008 and for each of the quarters ended September 30, 2008, December 31, 2008, and March 31, 2009, no distributions were made.

E.

Share Transactions

On January 9, 2009, the Depositor announced a four-for-one share split of the MacroShares $100 Oil Down Shares.  Each shareholder of record at the close of business on January 23, 2009 received three additional shares for every one share held on the record date.  The payable date for the additional shares was January 29, 2009.  Trading began on a share split adjusted basis on January 30, 2009.  The total number of authorized shares remains unlimited and the associated par value was reduced from $25.00 to $6.25 by this action.  The share split required retroactive restatement of all share amounts prior to that date.

Issuances and redemptions of Down MacroShares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on GAAP, which may differ from underlying value.

For the quarter ended March 31, 2009 there were no issuances of Down MacroShares, and 100,000 of Down MacroShares were redeemed at the value of the equity attributable to such shares of $832,000 with an underlying value of $1,010,245.

For the period from June 27, 2008 (commencement of operations) to March 31, 2009, 3,800,000 of the Down MacroShares were created at the value of the equity attributable to such units of $19,606,500, with an underlying value of $16,506,795. Of these amounts, the Down Trust issued 1,600,000 shares to the initial Authorized Participant at the value of the equity attributable to such shares of $7,500,000 or $4.6875 per share. The Down Trust receives, for each share issued, cash equal to one half of the combined Underlying Value of the Down Trust and the Up Trust. The increase/decrease in the contractual value of the settlement contracts and income distribution agreement resulting from creations and redemptions results in the net increase/decrease in net assets per share on creations and redemptions being equal to underlying value per share on the date of issuance or redemption. Similarly, the increase/decrease in the fair value of the settlement contracts from creations and redemptions results in the net increase/decrease in net assets from creations and redemptions for financial reporting purposes being equal to equity attributable to such shares on the date of issuance and redemption. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of Changes in Shareholder’ Equity. For the period from June 27, 2008 (commencement of operations) to March 31, 2009, 2,100,000 Down MacroShares were redeemed at the value of the equity attributable to such shares of $12,748,000 with an underlying value of $12,960,499. In addition, shares representing initial Founders’ Equity discussed above, were also redeemed in the period from June 27, 2008 (commencement of operations) to March 31, 2009.

The Down MacroShares are classified as “redeemable” for financial statement purposes, because they are subject to continuous redemptions as described in the prospectus for such shares. Individual investors cannot purchase or redeem shares in direct transactions with the Down Trust. The Down Trust only deals with Authorized Participants, who may redeem Down MacroShares at any time (but only together with Up MacroShares in the prescribed minimum aggregations that constitute MacroShares Units), provided that optional redemptions of shares may be suspended in certain circumstances which are described in the Trust Agreement.

F.

Indemnifications

Under the Down Trust’s Trust Agreement, the Authorized Participant Agreements, and certain licensing agreements, the Depositor, the Trustee, NYMEX, the Authorized Participants and MacroMarkets LLC are indemnified by the Down Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements, the Authorized Participant Agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down Trust based on events that have not yet occurred. However, the Down Trust expects the risk of loss to be remote.

G.

Recent Accounting Pronouncements

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures to provide information about the reasons the Paired Trusts enter into derivative instruments with one another, the accounting treatment and the affect such derivatives have on financial performance. Management is currently evaluating the impact the adoption of SFAS 161 will have on the Down Trust’s financial statements and related disclosures.

In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and also applies to prior periods for which financial statements have not been issued. The adoption of this pronouncement did not impact the Down Trust’s fair value methodologies on its financial assets.

H.

Concentration Risk

The Down Trust’s performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Down Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures contracts for which the Up Trust can deliver positive investment returns at underlying value corresponding to the price of such crude oil futures contracts is equal to twice the Starting Level of $100, or $200. (Conversely, the minimum price level of crude oil futures contracts for which the Down Trust can deliver positive investment returns at underlying value corresponding inversely to the price of such crude oil futures contracts is zero.) Also, the Down Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Trusts. In addition, State Street Bank and Trust Company, N.A. holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company, N.A. in that the Down Trust may potentially lose all or portion of the cash that is held at State Street Bank and Trust Company, N.A.

I.

Termination of the Trust

The Down Trust was scheduled to be terminated on December 27, 2013. On such date, the holders of any Down MacroShares which remain outstanding will receive the net assets of the Down Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

Additional termination events of the Down Trust consist of (i) any event in which either of the Paired Trusts becomes insolvent or bankrupt; (ii) either of the Paired Trusts becomes required to register as an “investment company” under the Investment Company Act of 1940, as amended; (iii) the Paired Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures contracts or the applicable substitute reference oil price for five consecutive New York Business Days; (iv) either of the Paired Trusts becomes a commodities pool that is subject to regulation under the Commodity Exchange Act, as amended, (v) DTC becomes unwilling or unable to act as depository and no suitable replacement is willing or able to assume the duties of a depository for the Paired Trusts, (vi) the Depositor elects to terminate the Paired Trusts and 66 and 2/3% of the holders of the Down Trust and the Up Trust, each voting as a separate class, consent to such termination, (vii) the administrative agent resigns or is unable to perform its duties under one or both trust agreements of the paired trusts, or becomes bankrupt or insolvent, and no suitable replacement is willing and able to assume the duties of the administrative agent under the Trust Agreements, (viii) on any business day, the Applicable Reference Price of Crude Oil rises to or above $185.00, or falls to or below $15.00 and, in either case, the Applicable Reference Price of Crude Oil remains at that level for three consecutive price determination days, (ix) either of the Paired Trusts becomes under-collateralized, as measured on any Distribution Date prior to the making of any payments or distributions on that Distribution Date and without taking into account the rights and obligations of the Paired Trusts under the Income Distribution Agreement and the Settlement Contracts, such that the amount of cash on deposit in the affected trust is equal to 90% or less of the cash on deposit in the other trust; (x) the amount of cash and treasuries on deposit in the Down Trust or the Up Trust is reduced to less than $10 million; and (xi) the amount of cash and treasuries on deposit in the Down Trust or the Up Trust is less than $50 million U.S. dollars and the Depositor elects, in its sole discretion, to terminate the trusts. (See Note J).

In the case of each of these termination events, including the event described in clause (viii) above, but excluding the event described in clause (ix) above, the Settlement Contracts would settle on the next Distribution Date on the basis of the Closing Price on the last Price Determination Date preceding that Distribution Date, which may be different from the Closing Price at the time when the termination event occurred. In the case of the termination trigger described in clause (ix) above, the Settlement Contracts will settle on the same Distribution Date on which such termination trigger occurred.

J.

Subsequent Termination Trigger Event

On May 15, 2009, the Depositor announced the termination of the Paired Trusts due to assets on deposit in the Down Trust and in the Up Trust being less than $50 million dollars pursuant to its election under the Trust Agreements, and in its sole discretion, to terminate the Paired Trusts.

The Trust Agreements provide that, following the occurrence of a termination trigger, the next scheduled distribution date will be an “Early Termination Date” on which all outstanding Down MacroShares will be redeemed at their Per Share Underlying Value on the last Price Determination Date preceding such Early Termination Date.

On July 6, 2009, a final distribution will be made on the Down MacroShares to the holders of record of those shares as of June 30, 2009. This final distribution will be equal to the Per Share Underlying Value of the Down MacroShares as of the last Price Determination Date preceding the Early Termination Date. The last Price Determination Date will be June 25, 2009.

Authorized Participants may continue to direct paired issuance and paired optional redemptions of MacroShares until June 25, 2009.

In connection with the termination of the Trust, certain expenses, aggregating approximately $96,000, otherwise payable by the Trust on an on-going basis subsequent to the Early Termination Date were accelerated and recorded by the Trust as of June 25, 2009.